Form 10QSB
period 2003-09-30
COMMUNITY BANK OF GEORGIA INC
filed 2003-12-02
CIK 1241720

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the quarterly period ended   September 30, 2003
                                         ---------------------

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act
          For the transition period from              to
                                        --------------

Commission file number    333-106134
                        -------------

                         COMMUNITY BANK OF GEORGIA, INC
                         ------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA                                                55-0831978
--------                                               ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


                             134 WEST PARKER STREET
                              BAXLEY, GEORGIA31513
                              --------------------
                    (Address of Principal Executive Offices)

                                  (912)367-6440
                                  -------------
                (Issuer's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
    (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X      No
     ---------      ----------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, 1
                                                  ----------------------------
share outstanding at September 30, 2003
---------------------------------------


Transitional Small Business Disclosure Format (check one):

Yes      X      No
     ---------      ----------

                         Community Bank of Georgia, Inc.

                                      INDEX

PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS                                              PAGE

The following financial statements are provided for Community Bank of Georgia, Inc.

          Balance Sheets (unaudited) - September 30, 2003 and
          December 31, 2002.                                                 2

          Statements of Loss (unaudited) - For the Three and Nine
          Months Ended September 30, 2003 and 2002 and from Inception
          (August 19, 2002) to September 30, 2003.                           3

          Statements of Cash Flows (unaudited) - For the Nine Months
          Ended September 30, 2003 and 2002 and from Inception(August
          19, 2002) to September 30, 2003.                                   4

          Statement of Changes in Shareholder's Equity (unaudited) -
          For the Nine Months Ended September 30, 2003 and 2002 and
          from Inception (August 19, 2002) to September 30, 2003.            5

          Notes to Consolidated Financial Statements (unaudited)             6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9

ITEM 3.   Controls and Procedures                                            12

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  13

Item 2.   Changes in Securities and Use of Proceeds                          13

Item 3.   Defaults Upon Senior Securities                                    13

Item 4.   Submission of Matters to a Vote of Security Holders                13

Item 5.   Other Information                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                   13

The consolidated financial statements furnished have not been examined by independent Certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

              COMMUNITY BANK OF GEORGIA, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                                       BALANCE SHEETS
                       AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                         (UNAUDITED)
=============================================================================================


                                                   As of September 30,    As of December 31,
                                                          2003                   2002
                                                  ---------------------  --------------------
ASSETS

  Current Assets:

    Cash and cash equivalents - unrestricted      $              6,489   $               527
    Stock subscription receivable                                   10                    10
                                                  ---------------------  --------------------

      Total current assets                                       6,499                   537
                                                  ---------------------  --------------------

  Other assets -

       Real estate option                                            -                20,000
       Land                                                    278,342                     -
                                                  ---------------------  --------------------

       TOTAL ASSETS                               $            284,841   $            20,537
                                                  =====================  ====================

LIABILITIES AND SHAREHOLDERS' DEFICIT

  Liabilities:
    Accounts payable                              $             16,396   $            20,021
    Short -term borrowings                                     273,000                84,000
    Accrued interest payable                                     2,824                   495
    Note Payable - Land                                        275,000                     -
                                                  ---------------------  --------------------

      Total  liabilities                                       567,220               104,516
                                                  ---------------------  --------------------

  Commitments and Contingencies

  Shareholders' Deficit:
    Common stock                                                     1                     1
    Paid in capital surplus                                          9                     9
    Deficit accumulated during development stage              (282,389)              (83,989)
                                                  ---------------------  --------------------

          Total shareholders' deficit                         (282,379)              (83,979)
                                                  ---------------------  --------------------

          TOTAL LIABILITIES AND SHAREHOLDERS'
            DEFICIT                               $            284,841   $            20,537
                                                  =====================  ====================

                  COMMUNITY BANK OF GEORGIA, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF LOSS
                                           (UNAUDITED)
=================================================================================================

-------------------------------------------------------------------------------------------------
                                   For the three-month  For the nine-month
                                       period ended       period ended           Inception
                                       September 30,      September 30,      (August 19, 2002)
                                     ----------------  -----------------  -----------------------
                                       2003     2002      2003     2002    to September 30, 2003
                                     ---------  -----  ----------  -----  -----------------------

REVENUES                             $      -   $   -  $   1,200   $   -  $                1,200
                                     ---------  -----  ----------  -----  -----------------------

EXPENSES:
  Professional Fees                    16,428       -     71,800       -                 146,953
  Salaries and benefits                25,249       -     75,747       -                  79,082
  Payroll taxes                         1,721       -      5,164       -                   5,164
  Payroll processing                      286       -      1,332       -                   1,332
  Licenses, applications, and permits   4,569       -     18,996       -                  18,996
  Utilities                               310       -        983       -                   1,787
  Travel & Entertainment                  560       -      1,592       -                   1,592
  Rent Expense                          1,050       -      3,150       -                   3,850
  Interest Expense                      4,615       -     11,555       -                  12,050
  Auto expense                          1,500       -      4,500       -                   6,500
  Office supplies                         377       -        574       -                   1,935
  Other operating expenses              3,341       -      4,207       -                   4,348
                                     ---------  -----  ----------  -----  -----------------------

    TOTAL EXPENSES                     60,006       -    199,600       -                 283,589
                                     ---------  -----  ----------  -----  -----------------------

NET LOSS                              (60,006)      -   (198,400)      -                (282,389)

BEGINNING ACCUMULATED DEFICIT               -       -          -       -                       -
                                     ---------  -----  ----------  -----  -----------------------

ENDING ACCUMULATED DEFICIT           $(60,006)  $   -  $(198,400)  $   -  $             (282,389)
                                     =========  =====  ==========  =====  =======================

                      COMMUNITY BANK OF GEORGIA, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                                          STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
============================================================================================================
------------------------------------------------------------------------------------------------------------

                                                           For the nine-month
                                                        period ended September 30,         Inception
                                                       ----------------------------    (August 19, 2002)
                                                             2003           2002     to September 30, 2003
                                                       ---------------  -----------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                             $     (198,400)  $        -   $             (282,389)
  Adjustments to reconcile net loss to net cash used in
    operating activities-
    Change in accrued liabilities and other liabilities        (1,296)           -                   19,220
                                                       ---------------  -----------  -----------------------
      Net cash used in operating activities                  (199,696)           -                 (263,169)
                                                       ---------------  -----------  -----------------------

CASH FLOWS USED IN INVESTING ACTIVITIES -

  Land acquisition                                           (258,342)           -                 (278,342)
                                                       ---------------  -----------  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES-

  Payments on short-term debt                                 (20,000)                              (20,000)
  Proceeds from issuance of debt                              484,000            -                  568,000
                                                       ---------------  -----------  -----------------------
      Net cash provided by financing activities               464,000            -                  548,000
                                                       ---------------  -----------  -----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       5,962            -                    6,489

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      527            -                        -
                                                       ---------------  -----------  -----------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $        6,489   $        -   $                6,489
                                                       ===============  ===========  =======================

                COMMUNITY BANK OF GEORGIA, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                           (UNAUDITED)
================================================================================================

                                                                      Deficit
                                                    Additional      accumulated
                                        Common       Paid-in           during
                                        Stock        Capital      development stage     Total
                                     ------------  ------------  -------------------  ----------
BALANCE, DECEMBER 31,2001            $         -   $          -  $                -   $       -
                                                                                      ----------
Comprehensive loss:
  Net loss                                     -              -                   -           -
                                                                                      ----------
     Total comprehensive loss                                                                 -
                                                                                      ----------
  Common stock issued                          1              9                   -          10
  Sale of common stock subscriptions           -              -                   -           -
                                     ------------  ------------  -------------------  ----------
BALANCE, SEPTEMBER 30, 2002          $         1   $          9  $                -   $      10
                                     ============  ============  ===================  ==========

AT INCEPTION (AUGUST 19, 2002)       $         -   $          -  $                -   $       -
                                                                                      ----------
Comprehensive loss:
  Net loss                                     -              -            (282,389)   (282,389)
                                                                                      ----------
     Total comprehensive loss                                                          (282,389)
                                                                                      ----------
  Common stock issued                          1              9                   -          10
  Sale of common stock subscriptions           -              -                   -           -
                                     ------------  ------------  -------------------  ----------
BALANCE, SEPTEMBER 30, 2003          $         1   $          9  $         (282,389)  $(282,379)
                                     ============  ============  ===================  ==========

BALANCE, DECEMBER 31, 2002           $         -   $          -  $          (83,989)  $ (83,989)
                                                                                      ----------
Comprehensive loss:
  Net loss                                     -              -            (198,400)   (198,400)
                                                                                      ----------
     Total comprehensive loss                                                          (198,400)
                                                                                      ----------
  Common stock issued                          1              9                   -          10
  Sale of common stock subscriptions           -              -                   -           -
                                     ------------  ------------  -------------------  ----------
BALANCE, SEPTEMBER 30, 2003          $         1   $          9  $         (282,389)  $(282,379)
                                     ============  ============  ===================  ==========

                         COMMUNITY BANK OF GEORGIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================

(1)  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These statements should be read in conjunction with the financial statements and footnotes thereto included in the prospectus dated August 21, 2003.

(2)  SUMMARY OF ORGANIZATION

     Community Bank of Georgia, Inc., Baxley, Georgia (the "Company") is a proposed one-bank holding company with respect to, Community bank of Georgia (In Organization), Baxley, Georgia (the "Bank"). Prior to the Company's incorporation on April 2, 2003, a group of organizers formed Southeast Community Investors, LLC (the "LLC") to facilitate in the initial process of organizing and forming both the Company and the Bank. The LLC was officially organized and commenced operations on August 19, 2002, the date of inception. On May 1, 2003, the LLC's Board of Directors assigned and transferred all of the assets and liabilities of the LLC to the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by the LLC from inception, August 19, 2002, have been transferred to the Company. As a result, all financial transactions undertaken by the LLC from inception, August 19, 2002, through May 1, 2003 are reflected in the Company's financial statements as of and for the period ended September 30, 2003. Also, transactions undertaken by the LLC from inception, August 19, 2002 through December 31, 2002 are reflected in the Company's financial statements as of and for the period ended December 31, 2002. The Company obtained preliminary approvals from the Georgia Department of Banking and Finance (the "GaDBF") to charter the Bank and from the Federal Deposit Insurance Corporation (the "FDIC") to insure deposits up to $100,000 per depositor. An approval to become a one-bank holding company was obtained from the Federal Reserve Bank of Atlanta.

     The Company's articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock ("Common Stock"). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of September 30, 2003, one share of the Company's Common Stock was issued and outstanding.

     The Company's articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock ("Preferred Stock"). The Company's Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of September 30, 2003, no shares of the Company's Preferred Stock were issued or outstanding.

                         COMMUNITY BANK OF GEORGIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================

     The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") offering for sale a minimum of 560,000 and maximum of 800,000 shares of its $1.00 par value Common Stock (the "Offering"). The sales price for each share of Common Stock is $10.00. All subscription proceeds will be held by an Escrow Agent pending acceptance of subscriptions, completion of the Offering, and the receipt of preliminary approvals from the various banking regulators. If the sale of the minimum (560,000) shares of Common Stock is not accomplished by the expiration date, as it may be extended, all subscriptions will be canceled and all proceeds returned with interest to the subscribers. If the sale of the minimum (560,000) shares of Common Stock is accomplished and all preliminary regulatory approvals obtained, the Company will capitalize the Bank and commence banking operations. The Offering was declared effective by the SEC on August 21, 2003; as of the date of this report, the sale of the Company's common stock is in progress.

     In connection with the Company's formation and Offering, up to 286,000 stock warrants will be issued to the Company's organizers. The issuance of the warrants is subject to regulatory approval and various conditions. Organizers will be awarded one warrant for each share of Common Stock purchased in the Offering. Each warrant will entitle its owner to purchase one share of Common Stock for a price of $10.00. The warrants will vest in one-third annual increments over a three-year period beginning on the one-year anniversary date of the issuance of Common Stock sold in the Offering. Warrants, when vested, will be exercisable for a period of no more than ten years from the date that the Company issues the Common Stock that is sold in the Offering, or no more than ninety days after a warrant holder ceases to be either a director or senior executive of the Company, whichever period is shorter. As of September 30, 2003, no warrants were issued or outstanding.

     The Company will reserve up to 100,000 shares of Common Stock for issuance under a stock option plan, which will be administered by the Company's Personnel and Compensation Committee (the "Committee"). The Committee will have the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of September 30, 2003, no such options were issued or outstanding.

     The Company is a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue from the planned principal operations.


(3)  RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which addresses accounting for the acquisition of certain financial institutions. The provisions of SFAS No. 147 rescind the specialized accounting guidance in paragraph 5 of SFAS No. 72 and would require unidentifiable intangible assets to be reclassified to goodwill if certain criteria are met. Financial institutions meeting the conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements after September 30, 2002. The adoption of SFAS No. 147 has had no material impact on the Company's results of operations or financial position.

                         COMMUNITY BANK OF GEORGIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the chosen method on reporting results. The provisions of SFAS No. 148 are effective for annual periods ending December 15, 2002, and for interim periods beginning after December 15, 2002.

     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It addresses the accounting for the stand-ready obligation under guarantees. A guarantor is required to recognize a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the guarantee is remote. The initial liability will be measured as the fair value of the stand-ready obligation. Additionally, the Interpretation addresses the disclosure requirements for guarantees including the nature and terms of the guarantees, maximum potential for future amounts and the carrying amount of the liabilities. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. Commercial letters of credit and other loan commitments, which are commonly thought of as guarantees of funds were not included in the scope of interpretation. The Company has made relevant disclosures in the current year financial statements. The Company does not expect the adoption of Interpretation No. 45 to have a material impact on its financials.

                         COMMUNITY BANK OF GEORGIA, INC.
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

================================================================================

     The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.


OVERVIEW

     Community Bank of Georgia, Inc. (the "Company") was incorporated on April 2, 2003 to serve as a holding company for Community Bank of Georgia (in organization), Baxley, Georgia (the "Bank"). On May 1, 2003, the Company succeeded to all the assets and liabilities of a partnership that had been established by the organizers of the Bank in August of 2002 and through which the organizers' activities had been conducted. The Company is still in a development stage and will remain in that stage until the Bank opens for business. Since its inception, the Company's main focus has been centered on activities relating to the organization of the Company and the Bank, conducting the Company's initial public offering, applying to the Georgia Department of Banking and Finance (the "GaDBF") for a bank charter, applying to the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance, conducting the sale of the Company's common stock, interviewing and hiring personnel, and identifying the location from which the Company and its subsidiary Bank will operate.

     The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") which Registration Statement became effective August 21, 2003. Pursuant to the Registration Statement, a minimum of 560,000 shares of the Company's common stock, $1.00 par value per share (the "Common Stock"), and a maximum of 800,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of November 21, 2003, subscriptions for 438,104 shares of the Company's common stock have been received.


FINANCIAL RESULTS

     Since the date of inception is August 19, 2002, no comparison of performance between September 30, 2003 and September 30, 2002 is possible. Accordingly, we will only discuss the financial results for the three and nine-month periods ended September 30, 2003.

     For the three-month period ended September 30, 2003, net loss amounted to ($60,006). The net loss consisted only of expenses as there were no revenues. The largest expense is salaries and benefits in the amount of $25,249, representing 42.0% of total expenses. The only other significant expense is professional fees which amounted to $16,428, representing 27.4% of total expenses. Other expenses, such as interest, rent, travel, etc. aggregated 30.6% of total expenses.

     For the nine-month period ended September 30, 2003, net loss amounted to ($198,400). The primary expenses were salaries and benefits ($75,747) and professional fees ($71,800). The Company has one full time employee to manage the operational and financial affairs of the Company. Professional expenses consist of legal, accounting, and fees paid to professionals assisting the Company with its applications to the various governmental agencies.

                         COMMUNITY BANK OF GEORGIA, INC.
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

================================================================================

     Because the Company is in the organizational stage, it has no operations from which to generate revenues. Note that interest income earned on funds raised from the sale of the Company's common stock and held in escrow by the escrow agent will be released to the Company upon the Bank's opening for business. Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges. Its principal expenses are anticipated to be interest expense on deposits and operating expenses. The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, sale of loans and investment securities, and partial or full repayment of loans by borrowers.

     The Bank's operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other borrowings. This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank's ability to predict or control. Large moves in interest rates may decrease or eliminate the Bank's profitability.


FUNDING OF OPERATIONS AND LIQUIDITY

     The Company's operations from inception through September 30, 2003 have been funded through an unsecured revolving line of credit, extended by an unrelated financial institution. The line of credit is currently at $500,000. As of September 30, 2003, the borrowings are as follows:

                                 Date of                 Director(s)'
                    Amount       Maturity    Collateral   Guarantee
                  ---------      --------    ----------   -----------
                  $ 273,000      10-09-04        - -         Yes

     The Company believes that the proceeds to be raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial twelve months after a successful Offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company's initial public offering.


CAPITAL EXPENDITURES

     The organizers have purchased a 3.77-acre site at a cost of $275,000. The organizers plan to lease a temporary modular facility until construction of a planned 8,000 square-foot facility is completed. Construction of the permanent facility is estimated to be completed approximately 12 months after the commencement of banking operations. As of September 30, 2003, there have been no significant capital expenditures undertaken by the Company.

                         COMMUNITY BANK OF GEORGIA, INC.
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

================================================================================


ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report on Form 10-QSB that are not historical facts are forward looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management.

     The Company cautions readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

     The Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the SEC, including the "Risk Factors" section of the Company's Registration Statement (Registration No. 333-106134) as filed with the SEC and declared effective on August 21, 2003.

                         COMMUNITY BANK OF GEORGIA, INC.
                        ITEM 3.  CONTROLS AND PROCEDURES
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

================================================================================

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company's Chief Financial Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Office of the Comptroller of the Currency. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                         COMMUNITY BANK OF GEORGIA, INC.
                           PART II.  OTHER INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

================================================================================

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
     (a)  Not Applicable
     (b)  Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended September 30, 2003.
Item 5. Other Information
     None
Item  6.  Exhibits  and  Reports  on  Form  8-K.
     A. There have been no reports filed on form 8-K for the three months ended September 30, 2003.
     B.   Exhibit 31.1  Certification of the Chief Executive Officer, Pursuant
                        to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
     C.   Exhibit 32.1  Certification  of the Chief Executive Officer, Pursuant
                        to Rule 15d-14(b) as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANK OF GEORGIA, INC.
/s/ Lloyd E. Gunter
-------------------
Lloyd E. Gunter
President / Chief Executive Officer


Date: November 21, 2003