Form 10KSB
period 2003-12-31
COMMUNITY BANK OF GEORGIA INC
filed 2004-03-29
CIK 1241720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended  DECEMBER 31, 2003
                       -----------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________to _______________

     Commission file number     333-106134
                            --------------------

                         COMMUNITY BANK OF GEORGIA, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)


                     GEORGIA                                   55-0831978
     ------------------------------------------            ------------------
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation  or organization)                 Identification No.)

        134 W. PARKER STREET BAXLEY, GEORGIA                     31513
     ------------------------------------------            ------------------
      (Address of Principal Executive Offices)                 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:  NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.  Yes   X     No
                                                           -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:   $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a
specified  date  within  the  past  60  days:   $5,441,400

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State  the  number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.   578,719 AS OF MARCH 1, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
NONE.

     Transitional Small Business Disclosure format (check one): Yes      No  X
                                                                    ----    ----

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                     NUMBER

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

     ITEM 1.     DESCRIPTION OF BUSINESS . . . . . . . . . . . .        1

     ITEM 2.     DESCRIPTION OF PROPERTIES . . . . . . . . . . .       16

     ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . .       16

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS . . . . . . . . . . . . . . . . . . . .       17

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

     ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS . . . . . . . .       17

     ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND PLAN OF OPERATIONS .       17

     ITEM 7.     FINANCIAL STATEMENTS. . . . . . . . . . . . . .       20

     ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE. . . . . . . . . . . . . . . . . . .       20

     ITEM 8A.    CONTROLS AND PROCEDURES . . . . . . . . . . . .       20

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21

     ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                 AND CONTROL PERSONS; COMPLIANCE
                 WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . .       21

     ITEM 10.    EXECUTIVE COMPENSATION. . . . . . . . . . . . .       23

     ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT . . . . . . . . . . . . .       24

     ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.       25

     ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K . . . .       26

     ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . .       27

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     Various matters discussed in this Annual Report on Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Community Bank of Georgia, Inc. (the "Company") or Community Bank of Georgia ("Community Bank of Georgia" or the "Bank") to be materially different from the results described in such forward-looking statements.

     Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     - The inability of the Bank to achieve and maintain regulatory capital standards;

     -    Changes in the legislative and regulatory environment;

     - The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

     - The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

     All forward-looking statements attributable to the Company or the Bank are expressly qualified in their entirety by these cautionary statements. Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                         COMMUNITY BANK OF GEORGIA, INC.

     Community Bank of Georgia, Inc. is a Georgia corporation that was incorporated on April 2, 2003 to organize and serve as the holding company for Community Bank of Georgia, a state-chartered bank being organized under Georgia law. Community Bank of Georgia will be a full service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. We believe that local ownership and control will allow Community Bank of Georgia to serve customers more efficiently and will aid in our growth and success. Community Bank of Georgia will emphasize real estate lending to take advantage of the population growth of Jackson County and will aggressively market to small- to medium-sized businesses, professional concerns and individual consumers that may be currently undeserved.

     On January 24, 2004, we filed an application with the Georgia Department of Banking and Finance to organize a state-chartered bank in Commerce, Georgia and with the FDIC for federal deposit insurance. On August 1, 2003, the Georgia Department of Banking and Finance conditionally approved our charter application, and on August 25, 2003, the FDIC conditionally approved our application for deposit insurance. The Company filed an application with the Federal Reserve Bank of Atlanta to become a bank holding company by acquiring all of the capital stock of Community Bank of Georgia and the application was approved on November 6, 2003. We expect to apply for our permit to begin business in March, 2004. We expect to open the Bank in a temporary facility located on our main bank site in the second quarter of 2004. We expect to move into our permanent facility in the second quarter of 2005.

                            COMMUNITY BANK OF GEORGIA

GENERAL

     Community Bank of Georgia will focus on community involvement and personal service while providing customers with the financial sophistication and products typically offered by a larger bank. Community Bank of Georgia's lending services will emphasize real estate related loans and include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. Community Bank of Georgia expects to offer a broad array of deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. We also plan to provide additional services like ATM cards, debit cards, travelers checks, direct deposit, automatic transfers, and internet banking with on-line bill payment. We intend to offer our services through a variety of delivery systems including automated teller machines and telephone banking.

PHILOSOPHY AND STRATEGY

     Community Bank of Georgia will operate as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, will distinguish Community Bank of Georgia from its competitors.

     To carry out our philosophy, our planned business strategy involves the following:

     - Capitalizing on our directors' and officers' diverse community involvement, professional expertise, and personal and business contacts within our primary service area.

     - Hiring and retaining highly experienced and qualified banking personnel, preferably with established customer relationships.

     - Providing individualized attention with consistent, local decision-making authority.

     - Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services.

     - Attracting our initial customer base by offering competitive interest rates on our deposit accounts.

     - Positioning our main office in a highly visible location near major traffic arteries.

     -    Implementing an aggressive marketing program.

MARKET OPPORTUNITIES

     PRIMARY SERVICE AREA. Community Bank of Georgia's primary service area will be Appling County, Georgia. The organizers estimate that Community Bank of Georgia will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service area.

     Our primary service area represents a diverse market with a growing population and economy. According to data obtained from the Georgia Department of Labor, between 1990 and 2000, the population of our primary service area has grown 10.6%. This population growth has attracted many businesses to the area and led to growth in the local service economy, and, while they cannot be certain, the organizers expect this trend to continue. We believe that the community will enthusiastically welcome and support a new locally owned and operated commercial bank.

     Our primary service area represents a diverse market with a growing population and economy. According to data obtained from the Georgia Department of Labor, between 1990 and 2000, the population of our primary service area has grown 10.6%. This population growth has attracted many businesses to the area and led to growth in the local service economy, and, while they cannot be certain, the organizers expect this trend to continue. We believe that the community will enthusiastically welcome and support a new locally owned and operated commercial bank.

LENDING SERVICES

     LENDING POLICY. We will offer a full range of lending products, including commercial loans to small- to medium-sized businesses and professional concerns and consumer loans to individuals. We will compete for these loans with competitors who are well established in the Appling County area and have greater resources and lending limits. As a result, we may initially have to offer more flexible pricing and terms to attract borrowers.

     We estimate that Community Bank of Georgia's loan portfolio will be comprised of the following:

LOAN CATEGORY                                             RATIO
--------------------------------------------------------  ------
     Real estate related loans . . . . . . . . . . . . .     70%
        Commercial real estate, including agricultural     40%
        Construction and development . . . . . . . . .     10%
        Residential real estate. . . . . . . . . . . .     20%
     Commercial loans. . . . . . . . . . . . . . . . . .     19%
     Consumer loans. . . . . . . . . . . . . . . . . . .     11%

Each of the loan types which are expected to comprise Community Bank of Georgia's loan portfolio has inherent risks specific to the respective loan type. For example, fluctuations in the supply of and demand for commercial real estate represent risk factors for commercial real estate loans that do not generally affect the risks associated with consumer loans. As a result of differing inherent risk factors among the loan types, certain loan types present a greater degree of inherent risk in comparison to other loan types. Generally, consumer loans are inherently riskier than commercial and real estate loans due to factors such as the uncertainties associated with repayment from a borrower's personal income and the rate of depreciation on consumer goods such as automobiles, as compared to repayment from business earnings and the security of collateral such as real estate. However, based on our executive officers' past lending experience, we believe that, when properly managed and monitored, none of these categories represents a significantly higher risk than the others. For discussion of specific inherent risks associated with the loans types above, see "Lending Services-Credit Services-Real Estate Loans," "-Commercial Loans," and "-Consumer Loans" on pages 26 to 28.

     LOAN APPROVAL AND REVIEW. Community Bank of Georgia's loan approval policies will provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, an officer with a higher lending limit or Community Bank of Georgia's loan committee will determine whether to approve the loan request. Community Bank of Georgia will not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

     LENDING LIMITS. Community Bank of Georgia's lending activities will be subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. In general, however, Community Bank of Georgia will be able to loan any one borrower a maximum amount equal to either:

     -    15% of Community Bank of Georgia's capital and surplus; or

     - 25% of its capital and surplus if the amount that exceeds 15% is secured by good collateral and other ample security.

     These legal limits will increase or decrease as Community Bank of Georgia's capital increases or decreases as a result of its earnings or losses, among other reasons.

     CREDIT RISKS. The principal economic risk associated with each category of loans that Community Bank of Georgia expects to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

     The well established financial institutions in the Appling County market are likely to make proportionately more loans to medium- to large-sized businesses than Community Bank of Georgia will make. Many of Community Bank of Georgia's anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

     REAL ESTATE LOANS. Community Bank of Georgia will make commercial real estate loans, construction and development loans, farmland loans and residential real estate loans. These loans include commercial loans where Community Bank of Georgia takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans.

     COMMERCIAL REAL ESTATE, INCLUDING AGRICULTURAL. Commercial real estate loan terms generally will be limited to three years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 12 months. Community Bank of Georgia will generally charge an origination fee of one percent. We will attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on multi-family and tenant-occupied properties where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 125% of the debt service requirement. In addition,

Community Bank of Georgia generally will require personal guarantees from the principal owners of the property supported by a review by Community Bank of Georgia's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. Community Bank of Georgia will limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis. In addition, three of our directors are experienced in the acquisition, development and management of commercial real estate and will use their experience to assist in the evaluation of potential commercial real estate loans.

     CONSTRUCTION AND DEVELOPMENT LOANS. We will make construction and development loans on a pre-sold basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 90% for residential loans and 80% for commercial loans. Speculative loans will be based on the borrower's financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

     RESIDENTIAL REAL ESTATE. Community Bank of Georgia's residential real estate loans will consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. We will originate and maintain fixed and variable rate mortgages with long-term maturity and balloon payments not exceeding 30 years. Community Bank of Georgia will offer primarily adjustable rate mortgages. The majority of fixed rate loans will be sold in the secondary mortgage market. All loans will be made in accordance with Community Bank of Georgia's appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

     COMMERCIAL LOANS. We expect that loans for commercial purposes in various lines of businesses will be one of the components of Community Bank of Georgia's loan portfolio. The target commercial loan market will be retail establishments and small- to medium-sized businesses. The terms of these loans will vary by purpose and by type of underlying collateral, if any. The commercial loans will primarily be underwritten on the basis of the borrower's ability to service the loan from income. Community Bank of Georgia will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally will be secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral will generally be 75% or less. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower's management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower's creditworthiness.

     CONSUMER LOANS. Community Bank of Georgia will make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. The amortization of second mortgages will generally not exceed 15 years and the rates will generally not be fixed for over 12 months. Repayment of consumer loans depends upon the borrower's financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 40% of the borrower's gross monthly income. The borrower should also be continuously employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. We expect that the principal competitors for consumer loans will be the established banks in Community Bank of Georgia's market.

INVESTMENTS

     In addition to loans, Community Bank of Georgia will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The loan & asset/liability committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to Community Bank of Georgia's policy as set by the board of directors.

ASSET AND LIABILITY MANAGEMENT

     The loan & asset/liability committee will manage Community Bank of Georgia's assets and liabilities and will strive to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee will conduct these management functions within the framework of written loan and investment policies that Community Bank of Georgia will adopt. The committee will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.

DEPOSIT SERVICES

     Community Bank of Georgia will seek to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts,
NOW accounts, a variety of certificates of deposit and IRA accounts.   To
attract deposits, Community Bank of Georgia will employ an aggressive marketing plan in its overall service area and will feature a broad product line and competitive rates and services. The primary sources of deposits will be residents of, and businesses and their employees located in, Community Bank of Georgia's primary service area. Community Bank of Georgia plans to obtain these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

OTHER BANKING SERVICES

     Other anticipated banking services include cashiers checks, travelers' checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, ATM cards and debit cards. Community Bank of Georgia plans to become associated with one or more nationwide networks of automated teller machines that our customers will be able to use throughout Georgia and other regions. We also plan to offer MasterCard(R) and VISA(R) credit card services through a correspondent bank as an agent for Community Bank of Georgia. Community Bank of Georgia does not plan to exercise trust powers during its initial years of operation. In the future, we may offer a full-service trust department, but cannot do so without the prior approval of the Department of Banking and Finance.

EMPLOYEES

     When we begin operations, we expect that Community Bank of Georgia will have 10 full-time equivalent employees. When we occupy our permanent facility, we expect that Community Bank of Georgia will have 12 full-time equivalent employees. We do not expect that Community Bank of Georgia, Inc. will have any employees who are not also employees of Community Bank of Georgia.

                           SUPERVISION AND REGULATION

     Both Community Bank of Georgia, Inc. and Community Bank of Georgia will be subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. We are subject to extensive government supervision and regulation. Our ability to achieve profitability and to grow could be adversely affected by state and federal banking laws and regulations that limit the manner in which we make loans, purchase securities and pay dividends. In addition, the burden imposed by federal and state regulations may place us at a competitive disadvantage compared to competitors who are less regulated. Future legislation or government policy may also adversely affect the banking industry or our operations. In particular, various provisions of the Gramm-Leach-Bliley Act eliminate many of the federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial services providers. We believe the elimination of these barriers may significantly increase competition in our industry.

THE COMPANY

     Since Community Bank of Georgia, Inc. will own all of the capital stock of Community Bank of Georgia, it will be a bank holding company under the federal Bank Holding Company Act of 1956. As a result, Community Bank of Georgia, Inc. will primarily be subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

          - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

          -    acquiring all or substantially all of the assets of any bank; or

          -    merging or consolidating with any other bank holding company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, Community Bank of Georgia, Inc. or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of Community Bank of Georgia, Inc. until after the third anniversary of Community Bank of Georgia's date of incorporation. As a result, no bank holding company may acquire control of the Company until after the third anniversary of Community Bank of Georgia's incorporation.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

          - the bank holding company has registered securities under Section 12 of the Securities Exchange Act; or

          - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     PERMITTED ACTIVITIES. Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

          -    banking or managing or controlling banks; and

          - an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

          -    factoring accounts receivable;

          - making, acquiring, brokering or servicing loans and usual related activities;

          -    leasing personal or real property;

          - operating a non-bank depository institution, such as a savings association;

          -    trust company functions;

          -    financial and investment advisory activities;

          -    conducting discount securities brokerage activities;

          - underwriting and dealing in government obligations and money market instruments;

          - providing specified management consulting and counseling activities;

          - performing selected data processing services and support services;

          - acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

          -    performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

     A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

          -    lending, trust and other banking activities;

          - insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent or broker for these purposes, in any state;

          -    providing financial, investment or advisory services;

          - issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

          -    underwriting, dealing in or making a market in securities;

          - other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

          - foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

          -    merchant banking through securities or insurance affiliates; and

          -    insurance company portfolio investments.

     To qualify to become a financial holding company, Community Bank of Georgia and any other depository institution subsidiary of Community Bank of Georgia, Inc. must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, Community Bank of Georgia, Inc. must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. We currently have no plans to make such an election.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, Community Bank of Georgia, Inc. is expected to act as a source of financial strength for Community Bank of Georgia and to commit resources to support Community Bank of Georgia. This support may be required at times when, without this Federal Reserve policy, Community Bank of Georgia, Inc. might not be inclined to provide it. In addition, any capital loans made by Community Bank of Georgia, Inc. to Community Bank of Georgia will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of Community Bank of Georgia, Inc.'s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of Community Bank of Georgia will be assumed by the bankruptcy trustee and entitled to a priority of payment.

COMMUNITY BANK OF GEORGIA

     Community Bank of Georgia will be a commercial bank chartered under the laws of the State of Georgia and a Federal Reserve member bank, and will be subject to the supervision, examination and reporting requirements of the Department of Banking and Finance and the Federal Reserve Bank of Atlanta. The Federal Reserve and the Georgia Department of Banking and Finance will regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits will be insured by the FDIC to the maximum extent provided by law. The Bank will also be subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. Under current Georgia law, Community Bank of Georgia may open branch offices throughout Georgia with the prior approval of the Department of Banking and Finance. In addition, with prior regulatory approval, Community Bank of Georgia will be able to acquire branches of existing banks located in Georgia. Community Bank of Georgia and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized and (5) critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories.

     Federal banking regulators are required to take specified mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for determining an insured depository institution's insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help repay the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980's as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 cents per $100 of deposits for the first quarter of 2004.

     As a final resort, the FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires the appropriate federal regulator, in connection with its examinations of financial institutions within its jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Community Bank of Georgia. A bank with aggregate assets of $250 million or less is subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by Community Bank of Georgia are subject to state usury laws and federal laws concerning interest rates. Community Bank of Georgia's loan operations are also subject to federal laws applicable to credit transactions, such as the:

          - Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

          - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

          - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

          - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

          - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

          - Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of Community Bank of Georgia are subject to the following:

          - the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

          - the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     In addition to the federal and state laws noted above, amendments to the Georgia Fair Lending Act ("GFLA") became effective on March 6, 2003. The revised GFLA imposes restrictions and procedural requirements on "high cost home loans" as defined by GFLA; under the previous law the "covered home loan" category included most mortgage loans made in Georgia, including home equity loans and lines of credit. Under the new law, true bridge loans and construction loans are excluded from coverage of GFLA's requirements. We do not intend to make loans defined as "high cost home loans" under GFLA and therefore do not expect GFLA to materially impact our operations. We will implement procedures to comply with all GFLA reporting and documentation requirements.

     CAPITAL ADEQUACY. Community Bank of Georgia, Inc. and Community Bank of Georgia will be required to comply with the capital adequacy standards established by the Federal Reserve, in the case of Community Bank of Georgia, Inc., and the FDIC and Department of Banking and Finance, in the case of Community Bank of Georgia. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies that are substantially similar to those adopted by the FDIC for banks.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Additionally, the Department of Banking and Finance requires de novo banks to maintain a Tier 1 Capital Ratio of 8% for the first three years of operation. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

     In addition, the FDIC and Federal Reserve have established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 4% for banks. Bank holding companies generally are also required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth, as will be the case for Community Bank of Georgia, Inc., or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company's Tier 1 Capital leverage ratio, after deducting all intangibles and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "Supervision and Regulation-Community Bank of Georgia-Prompt Corrective Action" on page 7.

     PAYMENT OF DIVIDENDS. Community Bank of Georgia, Inc. is a legal entity separate and distinct from Community Bank of Georgia. The principal sources of the cash flow of Community Bank of Georgia, Inc., including cash flow to pay dividends to its shareholders, will be dividends that Community Bank of Georgia will pay to its sole shareholder, Community Bank of Georgia, Inc. Statutory and regulatory limitations apply to Community Bank of Georgia's payment of dividends to Community Bank of Georgia, Inc. as well as to payment of dividends to Community Bank of Georgia, Inc. shareholders.

     The Department of Banking and Finance will regulate Community Bank of Georgia's dividend payments and must approve dividend payments that would exceed 50% of Community Bank of Georgia's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     The payment of dividends by Community Bank of Georgia, Inc. and Community Bank of Georgia may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of its federal banking regulator, Community Bank of Georgia were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings. See "Supervision and Regulation-Community Bank of Georgia-Prompt Corrective Action" on page 7.

     RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES. Community Bank of Georgia, Inc. and Community Bank of Georgia are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

          -    a bank's loans or extensions of credit to affiliates;

          -    a bank's investment in affiliates;

          - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

          - the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

          - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Community Bank of Georgia must also comply with other provisions designed to avoid the taking of low-quality assets.

     Community Bank of Georgia, Inc. and Community Bank of Georgia are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     Community Bank of Georgia is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

     PRIVACY. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

CONSUMER CREDIT REPORTING

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies. The FCRA Amendments that deal with employee investigation will become effective on March 31, 2004.

     The FCRA Amendments include, among other things:

     - new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

     - new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

     - for entities that furnish information to consumer reporting agencies (which would include Community Bank of Georgia), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

     - a new requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

     Prior to the effective date of the FCRA Amendments, the Company and its subsidiaries will implement policies and procedures to comply with the new rules.

ANTI-TERRORISM LEGISLATION

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring Community Bank of Georgia to establish a customer identification program under Section 326 of the USA PATRIOT Act. the Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

                        SELECTED STATISTICAL INFORMATION

     Community Bank of Georgia has not yet open for business and, as a result, the has no historical financial information. Consequently, selected statistical information has been omitted. For information concerning the Company's historical financial performance, see "Part II-Item 6. Management's Plan of Operation" and "Part II-Item 7. Financial Statements."


ITEM 2.     DESCRIPTION OF PROPERTIES

     Management expects to open Community Bank of Georgia in a temporary facility on the site while a permanent main office building will be constructed. We have selected a 3.77-acre parcel at 692 West Parker Street in Baxley as the site for Community Bank of Georgia's main office facility. The proposed site is well suited for Community Bank of Georgia to serve its market. Construction of our permanent facility is expected to begin in the second quarter of 2004 with completion expected in the second quarter of 2005. The permanent facility will be brick veneer building of approximately 7,000 square feet. It will feature traditional bank architecture and will include four drive-up windows and an automated teller machine.

ITEM 3.     LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental
authority.   Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any existing or proposed director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     (a) The Company closed its initial public offering of securities on February 5, 2004. All sales of securities by the Company in 2003 were registered under the Securities Act. There is currently no established market for the Company's common stock, and an active trading market is not likely to develop. The Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales.

     (b) On March 15, 2004, the Company had 286 shareholders of record who owned an aggregate of 578,719 shares.

     (c) The Company has paid no dividends on its common stock since its organization. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, will be dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations will apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see "Part I-Item 1. Description of Business-Supervision and Regulation-Payment of Dividends."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

     The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from the consolidated financial statements and notes thereto, which appear on Exhibit 13.1 to this Report. This discussion should be read in conjunction with the information provided our consolidated financial statements and notes thereto.

GENERAL

     We were in the development stage during the last fiscal year and remain in that stage. The Company was incorporated on April 2, 2003 to serve as a holding company for Community Bank of Georgia. During the fiscal year ended December 31, 2003, our main activities were:

     -    seeking, interviewing and selecting our officers;

     -    preparing our business plan;

     - applying for a state bank charter under the laws of the State of Georgia;

     -    applying for FDIC deposit insurance;

     -    applying to become a bank holding company;

     -    identifying the sites for our banking facilities; and

     -    raising equity capital through an initial public offering.

     On August 21, 2003, we began an initial public offering of a minimum of 560,000 shares and a maximum of 800,000 shares of the common stock of the Company As of March 15, 2004, we had raised $5,787,190 by issuing 578,190 shares of our common stock in the offering. The offering was closed on February 5, 2004.

FINANCIAL RESULTS

     From August 19, 2002, the date we began our organizational activities, through December 31, 2003, our accumulated net losses amounted to $321,731. Our financial statements and related notes, which are included in this Report, provide additional information relating to the discussion of our financial condition. See "Index to Financial Report" on Exhibit 13.1 to this Report.

     As of March 2004, we have not yet completed our organizational activities. We expect to begin banking operations in the second quarter of 2004. We have incurred substantial expenses in establishing Community Bank of Georgia as a going concern, and we can give you no assurance that we will be profitable or that future earnings, if any, will meet the levels prevailing in the banking industry. Typically new banks are not profitable in their first year of banking operations and, in some cases are not profitable for several years. Our future results will be determined primarily by our ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control non-interest expenses. Since interest rates will be determined by market forces and economic conditions beyond our control, our ability to generate net interest income will be dependent upon our ability to maintain an adequate spread between the rate earned on earning assets, such as loans and investment securities, and the rate paid on interest-bearing liabilities, such as deposits and borrowing.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     ORGANIZATIONAL PERIOD.   During our organizational period, our cash
requirements consist principally of funding our pre-opening expenses, described above, as well as capital expenditures for the acquisition, renovation, furnishing and equipping of our initial main office facility.

     From August 19, 2003 through March 15, 2004, our pre-opening expenses were funded through an organizing line of credit from The Bankers Bank. The total amount available on the line of credit was $500,000, of which $329,000 was outstanding at December 31, 2003. Each of our organizers guaranteed the full amount of this loan, which bore interest at .50% less than the prime rate as published in the Money Rates section of The Wall Street Journal, and was to be paid on October 9, 2004. We will repay the outstanding balance on the line of credit by using a portion of the proceeds of our initial public offering on April 2, 2004.

     COMMENCEMENT OF BANKING OPERATIONS. Since we were in the development stage as of December 31, 2003, there are no operating results to present at this time. Once we commence banking operations, net interest income, our primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure our balance sheet so we will have regular opportunities to "reprice" or change the interest rates on our interest-bearing assets and liabilities. Imbalance in these repricing opportunities at any point in time constitutes interest rate sensitivity.

     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize our overall interest rate risks.

     We will evaluate regularly our balance sheet's asset mix in terms of several variables, including yield, credit quality, appropriate funding sources and liquidity. To effectively manage our balance sheet's liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary.

     As we continue to grow, we will restructure our rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. Our Investment Committee will meet on a quarterly basis to develop a strategy for the upcoming period.

     For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Initially, we expect that a portion of the net proceeds of the offering will be available for working capital purposes and will provide funds for these purposes. In addition, we can obtain these funds by converting assets to cash or by attracting new deposits. Through our banking operations, our ability to maintain and increase deposits will serve as our primary source of liquidity. To provide additional sources of liquidity, we plan to maintain a federal funds borrowed line of credit with one or more correspondent banks.

     Other than the initial public offering and as discussed above, we know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity increasing or decreasing in any material way in the foreseeable future.

CAPITAL ADEQUACY

     There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

     The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

     The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of Community Bank of Georgia and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

     We believe that the net proceeds of this offering will satisfy our capital requirements for at least the next 12 months following the opening of Community Bank of Georgia. We believe all anticipated material expenditures for this period have been identified and provided for out of the proceeds of the initial public offering. For additional information about our plan of operations, see "Item 1. Description of Business."

ITEM 7.     FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, including notes thereto, and the report of independent certified public accountants are included in this Report beginning on Exhibit 13.1 and are incorporated herein by reference.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no occurrence requiring a response to this Item.

ITEM 8A.     CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Community Bank of Georgia, Inc. (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company serves as directors of the Bank. The Company, as the sole shareholder of the Bank, will nominate each of the following individuals to serve as a director of the Bank at the Bank's first shareholders meeting. Directors of the Bank will serve for a term of one year and will be elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers will be appointed by and hold office at the will of its board of directors.

     The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2003, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

                           DIRECTOR             POSITION(S) WITH THE COMPANY
NAME (AGE)                  SINCE                 AND BUSINESS EXPERIENCE
-------------------------  --------  --------------------------------------------------

Samuel Cain (79)               2003  Director; Farmer.

Mike Cleland (68)              2003  Director; Engineer, Georgia Dept. of
                                     Transportation (retired).

David G. Douglas (44)          2003  Director; Owner of Douglas & Harper,
                                     durable medical equipment manufacturer.

William W. Eason (65)          2003  Director; President and CEO of Dixon and
                                     Eason Rentals, Restaurant owner.

Lloyd E. Gunter (56)           2003  Director; Former CEO of First National
                                     Bank, Folkston, Georgia.

Roy Herrington (67)            2003  Director; Owner of Thompson's Farm
                                     Supply, Inc.

Fred E. Hyers (75)             2003  Director; Retired banker.

Alex Johnson (52)              2003  Director; Attorney

H.F. Johnson (64)              2003  Director; Superintendent of Schools, Appling
                                     County.

Marcus C. Long (53)            2003  Director; CPA; managing partner of
                                     Long & Wheeler, PC.


                           DIRECTOR             POSITION(S) WITH THE COMPANY
NAME (AGE)                  SINCE                 AND BUSINESS EXPERIENCE
-------------------------  --------  --------------------------------------------------
Robert E. Mathews (57)         2003  Director; Owner and President of
                                     Matthews Trucking, Inc.

Henry G. Miles, Jr. (62)       2003  Director; Investor.

Harold E. Rentz, DMD (37)      2003  Director; Dentist.

James R. Rentz (60)            2003  Director; Farmer.

B.W. Sapp (69)                 2003  Director; Automobile Dealer, Real estate
                                     investor.

John E. Tillman (72)           2003  Director; Farmer, Dealer in Timber.

Jeffery Turner (50)            2003  Director; Farmer.

Lamar Turner (54)              2003  Director; Owner of Southeastern Business
                                     Machines, Inc.

Ronnie White (55)              2003  Director; President and Co-owner of White
                                     Electric, Inc., electrical contracting company.

Forrest Wildes (51)            2003  Director; Co-owner of TPS Balers, Inc.,
                                     manufacturer of recycling bailing machines
                                     and Vice-President/Co-owner of
                                     International Press & Shear.

Sidney Wildes (46)             2003  Director; President and Co-owner of TPS
                                     Balers, Inc., manufacturer of recycling
                                     bailing machines, President/Co-owner of
                                     International Press & Shear, Investor.

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

     CODE OF ETHICS. The Company has adopted a Code of Ethics applicable to all directors, officers and employees. A copy of the Code of Ethics may be obtained, without charge, upon written request addressed to the Company, 134 W. Parker Street Baxley, Georgia, 31513, Attn: Corporate Secretary. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company's Corporate Secretary at (912) 367-6440.

ITEM  10.  EXECUTIVE  COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE. The following table presents the total compensation of the Company paid during fiscal year 2003 to its chief executive officer.

                               Annual Compensation                Long Term Compensation
                         ------------------------------------  ---------------------------
                                                   Other       Number of
                                                   Annual      Securities     All Other
                           Salary      Bonus    Compensation   Underlying  Compensation(1)
Name and Position  Year      ($)        ($)         ($)         Options          ($)
------------------------------------------------------------------------------------------
Lloyd Gunter       2003  $ 90,000.00  $     0  $     6,000.00      12,500

_____________
     (1) We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.

     (2) Consists of salary paid to Mr. Gunter for services as chief executive officer from September 1, 2002 to December 31, 2003 at an annualized rate of $90,000.00.

     EMPLOYMENT AGREEMENT.

     LLOYD E. GUNTER.  We have entered into an employment agreement with Lloyd
E. Gunter regarding Mr. Gunter's employment as president and chief executive officer of Community Bank of Georgia, Inc. and Community Bank of Georgia. Under the terms of the agreement, Mr. Gunter will receive a base salary of $90,000 per year. The base salary amount will be increased to $100,000 upon completion of the first year in which Community Bank of Georgia is cumulatively profitable, or upon board approval. Mr. Gunter is also eligible to receive incentive compensation in an amount equal to up to twenty-five percent of the base salary amount based upon performance goals as established by the board of directors. Community Bank of Georgia will also provide Mr. Gunter with other customary benefits such as disability, health and life insurance, membership fees to social and civic clubs and an automobile allowance.

     Mr. Gunter's agreement also provides that Community Bank of Georgia, Inc. will grant him an incentive stock option to purchase 12,500 shares of common stock at a purchase price of $10.00 per share. Mr. Gunter's option will be issued under our stock incentive plan and will constitute approximately 12.5% of the shares initially reserved for issuance under the plan. Mr. Gunter's option will generally become exercisable in equal one-fifth annual increments over a five-year period beginning on the date Community Bank of Georgia opens for business. The option will become fully vested and exercisable upon a change in control, subject to any regulatory restrictions.

     We will be obligated to pay Mr. Gunter 150% of his base salary if his employment is terminated for any reason other than failure of Community Bank of Georgia to obtain its charter.

     The agreement also generally provides that, for a period of 12 months following the termination of Mr. Gunter's employment, he will not serve as an executive officer of any bank, bank holding company, or other financial institution within 50 miles of Baxley, Georgia.

DIRECTOR COMPENSATION

     Neither the Company nor the Bank will separately compensate its directors for their service as directors until the Bank earns a cumulative profit. Thereafter, the Bank will adopt compensatory policies for its directors that conform to applicable law.

OPTION GRANTS IN FISCAL YEAR 2003

     None.


OPTIONS EXERCISED IN FISCAL YEAR 2003

     No options were exercised by our named executive officers in fiscal year 2003.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows how much of our common stock was owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 1, 2004.

                           NUMBER     PERCENT
NAME                      OF SHARES   OF CLASS   NATURE OF BENEFICIAL OWNERSHIP
------------------------  ---------  ----------   ------------------------------

(a)  DIRECTORS:

Samuel Cain                  15,000        2.6   Consists of 15,000 shares held
                                                 solely by Mr. Cain.

Mike Cleland                  5,000        0.9   Consists of 5,000 shares held
                                                 solely by Mr. Cleland.

David G. Douglas             20,000        3.5   Consists of 20,000 shares held
                                                 solely by Mr. Douglas.

William W. Eason             20,000        3.5   Consists of 20,000 shares held
                                                 solely by Mr. Eason.

Lloyd E. Gunter              30,000        5.2   Consists of 30,000 shares held
                                                 solely by Mr. Gunter.

Roy Herrington               10,000        1.7   Consists of 10,000 shares held
                                                 solely by Mr. Herrington.

Fred E. Hyers                10,000        1.7   Consists of 10,000 shares held
                                                 solely by Mr. Hyers.

Alex Johnson                 20,000        3.5   Consists of 20,000 shares held
                                                 solely by Mr. Johnson.

                           NUMBER     PERCENT
NAME                      OF SHARES   OF CLASS   NATURE OF BENEFICIAL OWNERSHIP
------------------------  ---------  ----------   ------------------------------
H.F. Johnson                 12,500        2.1   Consists of 12,500 shares held
                                                 solely by Mr. Johnson.

Marcus C. Long               30,635        5.3   Consists of 30,635 shares held
                                                 solely by Mr. Long.

Robert E. Mathews            12,500        2.1   Consists of 12,500 shares held
                                                 solely by Mr. Matthews

Henry G. Miles, Jr.          10,000        1.7   Consists of 10,000 shares held
                                                 solely by Mr. Miles.

Harold E. Rentz, DMD         14,700        2.5   Consists of 14,700 shares held
                                                 solely by Dr. Rentz.

James R. Rentz               11,500        2.0   Consists of 11,500 shares held
                                                 solely by Mr. Rentz.

B.W. Sapp                    20,000        3.5   Consists of 20,000 shares held
                                                 solely by Mr. Sapp.

John E. Tillman              10,000        1.7   Consists of 10,000 shares held
                                                 solely by Mr. Tillman.

Jeffery Turner               50,015        8.6   Consists of 50,015 shares held
                                                 solely by Mr. Turner.

Lamar Turner                 30,000        5.2   Consists of 30,000 shares held
                                                 solely by Mr. Lamar Turner.

Ronnie White                 15,000        2.6   Consists of 15,000 shares held
                                                 solely by Mr. White.

Forrest Wildes                7,500        1.3   Consists of 7,500 shares held
                                                 solely by Mr. Forrest Wildes.

Sidney Wildes                 7,500        1.3   Consists of 7,500 shares held
                                                 solely by Mr. Sydney Wildes.
                          ---------  ----------
(b)  ALL ORGANIZERS,
DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP (21
PERSONS)                    361,250       62.5%
                          =========  ==========

     As of December 31, 2003, the Company had 100,000 shares of common stock reserved for issuance under the Community Bank of Georgia Inc. 2003 Stock Incentive Plan (the "Plan"). As of December 31, 2003, no stock options had been granted under the Plan.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We anticipate that our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, will have banking and other transactions in the ordinary course of business with the Bank. It will be the policy of the Bank that any loans or other transactions with those persons or entities (a) will be made in accordance with applicable law and the Bank's lending policies, (b) will be made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)     Exhibits

EXHIBIT
NUMBER          DESCRIPTION
--------        -----------

3.1             Articles of Incorporation(1)
3.2             Bylaws(1)
4.1             Specimen Common Stock Certificate(1)
4.2             Form of Community Bank of Georgia, Inc. Organizers' Warrant
                Agreement
10.1            Community Bank of Georgia, Inc. 2003 Stock Incentive Plan(1)
10.2 Employment Agreement by and between Community Bank of Georgia (In Organization), the Company and Lloyd E. Gunter(1)
13.1 Community Bank of Georiga, Inc. (In Organization), A Development Stage Company, Financial Statements, Year Ended December 31, 2003.
21.1            Subsidiaries of the Company
31.1            Certification of Chief Executive Officer
31.2            Certification of Chief Financial Officer
32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________

(1) Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration Statement 333-106134) filed with the SEC on June 13, 2003 and incorporated by reference.

(b)  Reports on Form 8-K filed in the fourth quarter of 2003: None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     As the Company has just recently completed its initial offering of securities and has had no business operations, it does not plan on furnishing a 2003 Annual Report or proxy material to shareholders. The Company's financial statements are included in this Annual Report on Form 10-KSB. See "Part II--Item7. Financial Statements."

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years.

     CATEGORY                                                 2003      2002
     --------                                              ---------  ----------
     Audit Fees. . . . . . . . . . . . . . . . . . . . . . $   5,000  $    5,000
     Audit Related Fees (1). . . . . . . . . . . . . . . .     2,667          --
     Tax Fees (2). . . . . . . . . . . . . . . . . . . . .       350         350
     All Other Fees (3). . . . . . . . . . . . . . . . . .     6,648          --
                                                           ---------  ----------
     Total                                                 $  14,665  $    5,350
                                                           =========  ==========

(1) Consists of fees paid for procedures to update audited financial information for filing amendments to the registration statement.
(2)  Consists of fees paid to file the corporate income tax return.
(3) Consists of fees paid for services related to organizing, client assistance, and prospectus matters.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMMUNITY BANK OF GEORGIA, INC.


                                         By:   /s/ Lloyd E. Gunter
                                               ---------------------------------
                                               Lloyd E. Gunter
                                               President

                                         Date: March 29, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        SIGNATURE                    TITLE                  DATE
-------------------------  --------------------------  --------------


/s/Samuel Cain             Director                    March 29, 2004
-------------------------
Samuel Cain


/s/Mike Cleland            Director                    March 29, 2004
-------------------------
Mike Cleland


/s/David G. Douglas        Director                    March 29, 2004
-------------------------
David G. Douglas


/s.William W. Eason        Director                    March 29, 2004
-------------------------
William W. Eason


/s/Lloyd E. Gunter         President, Chief Executive  March 29, 2004
-------------------------  Officer and Director
Lloyd E. Gunter*

        SIGNATURE                    TITLE                  DATE
-------------------------  --------------------------  --------------


/s/Roy Herrington          Director                    March 29, 2004
-------------------------
Roy Herrington


/s/Fred E. Hyers           Director                    March 29, 2004
-------------------------
Fred E. Hyers


/s/J. Alex Johnson         Director                    March 29, 2004
-------------------------
Alex Johnson


/s/H. F. Johson, Jr.       Director                    March 29, 2004
-------------------------
H.F. Johnson


/s/Marcus Cary Long, Sr.   Director                    March 29, 2004
-------------------------
Marcus C. Long


/s/Robert E. Mathews       Director                    March 29, 2004
-------------------------
Robert E. Mathews


/s/Henry Grady Miles, Jr.  Director                    March 29, 2004
-------------------------
Henry G. Miles, Jr.


/s/Harold E. Rentz, Jr.    Director                    March 29, 2004
-------------------------
Harold E. Rentz, DMD


/s/James R. Rentz          Director                    March 29, 2004
-------------------------
James R. Rentz


/s/B. W. Sapp              Director                    March 29, 2004
-------------------------
B.W. Sapp

        SIGNATURE                    TITLE                  DATE
-------------------------  --------------------------  --------------

/s/John E. Tillman         Director                    March 29, 2004
-------------------------
John E. Tillman


/s/W. Jeffrey Turner       Director                    March 29, 2004
-------------------------
Jeffrey Turner


/s/R. Lamar Turner         Director                    March 29, 2004
-------------------------
Lamar Turner


/s/Ronnie White            Director                    March 29, 2004
-------------------------
Ronnie White


/s/Forrest H. Wildes       Director                    March 29, 2004
-------------------------
Forrest Wildes


/s/C. Sidney Wildes        Director                    March 29, 2004
-------------------------
Sidney Wildes


/s/Carolyn B. Williamson   Chief Financial Officer     March 29, 2004
-------------------------
Carolyn B. Williamson**


_____________________________
*  Principal executive officer.
** Principal financial and accounting officer.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

3.1             Articles of Incorporation(1)
3.2             Bylaws(1)
4.1             Specimen Common Stock Certificate(1)
4.2             Form of Community Bank of Georgia, Inc. Organizers' Warrant
                Agreement
10.1            Community Bank of Georgia, Inc. 2003 Stock Incentive Plan(1)
10.2 Employment Agreement by and between Community Bank of Georgia (In Organization), the Company and Lloyd E. Gunter(1)
13.1            Community Bank of Georiga, Inc. (In Organization), A
                Development Stage Company, Financial Statements, Year Ended December 31, 2003.
21.1            Subsidiaries of the Company
31.1            Certification of Chief Executive Officer
31.2            Certification of Chief Financial Officer
32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________
(1) Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration Statement 333-106134) filed with the SEC on June 13, 2003 and incorporated by reference.